Form 10-K
period 1996-12-31
WASHINGTON SECURITY LIFE INSURANCE CO
filed 1997-04-17
CIK 39244

FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934




For the Fiscal Year Ended                         Commission file number
         December 31, 1996                                 0-2650


           WASHINGTON SECURITY LIFE INSURANCE COMPANY
     (exact name of registrant as specified in its charter)
                          (As Amended)


      Missouri                                        44-0666926
(State or other jurisdiction of                    (IRS Employer ID )
incorporation or organization)


       916 Sherwood Drive  Lake Bluff, IL                   60044-2286
     (Address of principal executive offices)               (Zip Code)


       (847) 615-9255
(Registrant's telephone number, including area code)


   Securities Registered Pursuant to Section 12(g) of the Act:

             Common Stock, par value $1.00 per share
                        (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES  X                   NO

The aggregate market value of the Common Stock held by non-affiliates is not feasible to estimate since the stock is not listed on an exchange and there is no established public trading market.

     Number of  shares of  Common Stock  Outstanding December 31, 1996

                        1,104,882 Shares



                             PART I

Item 1.   Business

     Washington Security Life Insurance Company ("Registrant", "Washington" or "Company") incorporated on May 28, 1963, in the state of Missouri. Registrant is primarily engaged in the business of life insurance and is licensed to conduct business in 10 states. The name was changed from Frontier Insurance Company by resolution of the shareholders at their annual meeting on November 7, 1996. The name change was approved by the Director of Insurance for the Company's state of domicile on January 8, 1997.

     Registrant had three wholly-owned subsidiaries, Frontier Security Corporation ("FSC"), Home America Corporation ("HAMC") and International Financial Services Life Insurance Company ("IFS"). Effective April, 1994, Registrant sold IFS. The sale was funded in August, 1994. FSC was formed in August, 1992, as a Louisiana corporation, and was a nonoperating subsidiary that has been terminated. HAMC was acquired in October, 1992, and was an operating mortgage origination subsidiary. HAMC was sold to Registrant's former parent, International Mercantile Corporation ("IMC") in November, 1995.

     In the fourth quarter of 1995, a contract for the sale of Registrant was executed between IMC and William D. And Robert E. Bruce. Under this agreement, filed with an 8-K in the fourth quarter of 1995, the Bruces received all of IMC's stock of Registrant for money owed by IMC, which collateralized an IMC promissory note endorsed by said promissory note. The sale was subject to the approval of the Missouri Department of Insurance, which approval was granted on May 23, 1996.

     Business  Overview  -  Washington  Security  Life  Insurance
Company

     At December 31, 1996 Registrant still was not issuing new business die to regulatory actions more fully discussed in Item 3 and a voluntary commitment on the Registrant's part to the State of Missouri. In the 4th quarter of 1994, Registrant entered into an Assumption Reinsurance Agreement with Mid-South Insurance Company which transferred all remaining policyholders liabilities effective October 1, 1994.

     Registrant is actively managing its remaining investments including those assets not currently performing on a satisfactory basis. Registrant is confident it has positioned itself appropriately to re-evaluate its option of re-entering the insurance market.

     The  following   table  sets   forth   certain   information
concerning the life insurance business of Registrant for the past five years.


                    1996      1995      1994      1993        1992
                         (000's Omitted)

Gross Amount of
Insurance in Force  -0-       -0-       -0-       -0-       199,465

Premium Income*     -0-       -0-       -0-       356         1,374

Gross Amount of New
Business Written    -0-       -0-       -0-       -0-         1,203

New Premium
Income*             -0-       -0-       -0-       -0-            15

Amount of Insurance
Cede for
Reinsurance         -0-       -0-       -0-       -0-       125,321

Reinsurance Premium
Paid                -0-       -0-       -0-       422           943

--------------------------------
Due to lack of detailed information, the premium amount was calculated based on ratio analysis.


     The following table provides certain information on the investment portfolio of Registrant.

                       1996      1995      1994      1993      1992
                         (000's Omitted)

Annuity Premiums        -0-       -0-      1,029     7,911    3,343

Invested Assets(2)     1,495      602      5,383    17,694   20,297

Net Investment
Income (1) (2)            15      100      1,069     1,844    1,826

Net Realized
Capital
Gains (Loss) (2)       ( 619)    (511)   (  401)       675      210
(2)

---------------------
(1)  Net  of  investment  expense  and  before  income  taxes  or extraordinary items.
(2)  Consolidated  with   Home  America   Mortgage  Company   and
International Financial Services Life Insurance Company for years
1992-1994
--------------------

     Registrant is in the insurance business (although currently inactive) and as such is subject to detailed regulation and supervision in the various states in which it is licensed. The laws of the various states established supervisory agencies with broad administrative powers relative to granting and revoking licenses to transact business, regulating form and content of policies, reserve requirements, the type and amount of investments, and prescribing the form and content of required financial statements. Registrant is required to file detailed annual reports with such agencies, and its business and accounts are subject to such examinations by such agencies at any time. Registrant is required to maintain a minimum of $1,400,000 capital and surplus to maintain its license in Missouri. On December 31, 1996, Registrant had 1,486,423 of capital and surplus. The surplus deficiency of 1995 was remedied in the second quarter of 1996.

     Many of the states in which Registrant conducts business have also enacted regulations concerning members of insurance holding company systems. Registrant is still a member of an insurance holding company system (although entirely different prior to November 1995) and, as such, is governed by those statutes as well.

     As previously disclosed, Registrant discontinued issuing policies in the fourth quarter of 1994.

     Registrant's previous product portfolio primarily consisted of flexible premium deferred annuities with a guaranteed crediting rate for the first contract year. All marketing efforts were discontinued at the time of the Mid-South Insurance Company Assumption Reinsurance Agreement.

     In August, 1993, Registrant downsized by selling a block of its reserves which resulted in an increase in capital and surplus to $3,352,091 at the end of the third quarter of 1993. See "Reinsurance and Third Party Administrator Agreements", below. Also at this time, the Registrant closed its Jefferson City, Missouri, administrative offices and contracted with a third party administrator for these services. The administrator conducted all the operational services of Registrant except marketing and investment management. The Registrant felt this would allow it to better control its operational expenses. With the Assumption Reinsurance Agreement entered into effective October 1, 1994, the Company eliminated the remainder of its policyholder liabilities and terminated its third party administrative agreement. All of the corporate accounting was transferred to Registrant's Baton Rouge, Louisiana office. The Baton Rouge office was closed in July, 1996, and all administration has been conducted from Registrant's Lake Bluff, Illinois office since then.

        Reinsurance and Third Party Administrator Agreements

     On August 3, 1993, Registrant entered into a Reinsurance Agreement (the "Agreement") with Central Security Life Insurance Company, a Texas insurance Corporation (the "Reinsurer"), pursuant to the terms of which Registrant ceded to Reinsurer accepted from Registrant, reinsurance of certain traditional life, universal life and health insurance policies issued by Registrant (the "Policies").

     Specifically, the Agreement provided for the purchase, reinsurance and assumption of the Policies by Reinsurer according to their respective terms (except for certain "extra contractual obligations and bad faith damages"), and Reinsurer's succession to all rights, remedies, defenses, offsets and counterclaims under the Policies that would have been available to Registrant had the Agreement not been entered into by the parties. Reinsurer also agreed to assume all liability for commissions due and payable to the designated agents of record for the Policies after the effective date of the Agreement.

     The effective date of the Agreement (the "Effective Date") was July 1, 1993. The nature and amount of the consideration received by Registrant under the Agreement for the transfer of the Policies to Reinsurer and the principles followed in determining the amount of the consideration are summarized as follows:

     In addition to receiving the benefit of Reinsurer's assumption of essentially all of Registrant's duties, obligations and liabilities under Policies, Registrant received from Reinsurer an amount equal to:

          (a) (i) the sum of $1,311,260 for the traditional life insurance policies ceded, as adjusted pursuant to the terms of the Agreement, plus interest on said amount computed at 7% per annum from July 1, 1993, to the closing date; plus

           (a) (ii) the sum of $913,301 for the universal life insurance policies cede, as adjusted pursuant to the terms of the Agreement, plus interest on said amount computed at 7% per annum from July 1, 1993, to closing date; plus

          (a) (iii) an amount equal to $280,383 for the remainder of the business, plus interest on said amount computed at 7% per annum from July, 1, 1993, to the closing date (total interest on the amounts in (a) (I), (ii), and (iii) was $25,669); plus

          (a) (iv)  an  amount  equal  to   One  Thousand  Five Hundred
Dollars   ($1,500),  times  the  number  of  days  from  July 1,  1993, to the closing date ($82,500); less

          (b) (i) an amount equal to Registrant's statutory reserves attributable to the Policies, determined as of the Effective Date ($7,129,693), plus interest on said amount computed at 7$ per annum from July 1, 1993, to the closing date ($175,533), plus

          (b) (ii) an amount equal to all unearned premium reserves attributable to the Policies, determined as of the Effective Date, plus interest on said amount computed at 7% per annum from July, 1, 1993, to the closing date ($26,438).

     Registrant's equity in the net book value of the Policies ceded represented approximately 40% of the Registrant's total assets.

     On or about August 3, 1993, Registrant filed with the Missouri Department of Insurance a Petition for Approval seeking the Director of Insurance of the State of Missouri's approval of the Agreement, which approval was subsequently granted.

     On September 23, 1993, Registrant entered into a Contract for Home Office Administrative and Date Processing Services (the "Contract") with Reinsurer, which Contract was, pursuant to its terms, effective as of July 1, 1993. Under the terms of the Contract, Reinsurer agreed to provide Registrant, and perform on behalf of Registrant, all "Home Office Administrative Services", defined in the Contract to include the following:



          (i) implementation of corporate policy, provision of guidance in operations, assistance in planning, provision of quarterly and annual financial statements, and preparation and filing of all state administrative forms;

          (ii) coordination of underwriting functions with all of Registrant's reinsurers;

          (iii) analysis of all claims received and payment of all valid claims;

          (iv) provision of full policyholder services;

          (v)  provision  of   filing  notices,   collection  and
deposit of all premiums received;

          (vi) through use of proper accounting methods, the full maintenance of the books and ledgers of Registrant, and the recordation of all of Registrant's investments;

          (vii) provision of agents commission statements and disbursements of funds pursuant thereto;

          (viii) provision  of   actuarial  services   in  the
preparation of financial statements and administration of "in force business"; and

          (ix) the provision of all data processing services necessary to the normal operation of Registrant.


     The Contract provided for an initial term of one (1) year, but was automatically renewable for successive one (1) year periods until terminated pursuant to the terms thereof.

     The Contract provided for payment by Registrant of a minimum monthly fee, plus "Direct Expenses" and "Volume Expenses".

     As a result of Registrant's entering into the Contract, and the consequent cessation of virtually all of Registrant's administrative functions, it was necessary for Registrant to cease all administrative operations formerly conducted at its Jefferson City, Missouri, office at 1511 Christy Drive, and to essentially close that office. This closure, together with the related termination of employment of nearly all of Registrant's administrative staff, occurred on August 27, 1993. The administrative agreement was canceled in the 4th quarter of 1994.


     Assumption Reinsurance Agreement


     In December, 1994, Registrant consummated an Assumption Reinsurance Agreement with Mid-South Insurance Company of Fayetteville, North Carolina ("Mid-South"). Under the Agreement, Registrant reinsured all of its annuity policies which constituted the balance of its policyholder liabilities. The Agreement called for the Registrant to transfer the statutory reserves (policyholder liabilities) on these annuity policies to Mid-South along with an equal amount of assets less a ceding fee of 5.5% of the reserves. Registrant may have some contingent liability on several policies due to Missouri Assumption Reinsurance Regulations which call for policyholder approval of the assumption. However, Mid-South agreed to hold harmless and indemnify Registrant from all actions, claims and benefits arising from any policyholder rejection the assumption.


     Sale of  International  Financial  Services  Life  Insurance
     Company

     On April 15, 1994, Registrant entered into a Stock Purchase Agreement (the "Agreement") with Franklin American Corporation, a Tennessee corporation ("Franklin"), pursuant to the terms of which Registrant agreed to sell to Franklin, and Franklin agreed to purchase from Registrant, shares of the common capital stock of International Financial Services Life Insurance Company ("IFS"), representing all of the issued and outstanding common stock of IFS.

     The nature and the amounts of consideration paid to Registrant by Franklin for the purchase of the Shares were as follows: The aggregate purchase price of the Shares equaled the sum of (a) the current market value of IFS' total assets as of the fifth business day prior to the closing date less IFS' total liabilities calculated on a statutory basis as of the closing date, plus (b) $1,155,000 based on Registrant's providing valid licenses authorizing IFS to transact the business of insurance therein was not delivered at closing.

     The closing was held in Jefferson City, Missouri, on August 12, 1994. At the closing, Registrant delivered to Franklin the stock certificates representing 100% of IFS' capital stock properly endorsed with bank guaranteed signatures for transfer of record to Franklin.

     The consideration payable by Franklin for the Shares was determined through arm's-length negotiations. Neither Franklin, nor any of its officers or directors was in any way affiliated with, or related to, Registrant.

     An escrow account of $102,500 was established by Franklin to cover any state license losses and costs associated with any controversies in 1996. Registrant accepted the sum of $12,500 as settlement of the escrow.


     Business Overview - Home America Mortgage Company

     Home America Mortgage Company ("HAMC") was incorporated in 1986 under the name Realty Mortgage Company and began operations as a residential mortgage brokerage operation. Registrant obtained HAMC from The C. J. Brown Corporation in October 1992. Registrant sold HAMC to Registrant's former parent International Mercantile Corporation ("IMC") in the fourth quarter 1995. The sale was subject to the approval of the Missouri Department of Insurance, which approval was granted on May 23, 1996.

     HAMC was operated as a provider of first mortgage residential home loans. HAMC organized, processed, underwrote, closed, funded, and delivered qualifying home loans to established mortgage companies throughout the country. HAMC released the loan servicing function to these investors in order to generate fee income and to concentrate solely on the production aspect of the lending process.

     HAMC offered a full menu of mortgage loan products, including conventional and jumbo fixed rate, balloon and adjustable loan products. Federal Housing Administration (FHA) and Veterans Administration (VA) loans were also available.

     HAMC was a full service lender having in-house underwriting capability and closed all loans in its own name. HAMC did draw on three "warehouse" bank lines totaling $26,000,000 to fund loans short term until they could be delivered and purchased by investors.

     HAMC  earned   revenues  primarily  from  three  (3)  income
streams:

     1)   Origination fees
     2)   Servicing - release fees
     3)   Discount income


     Origination fees were upfront fees charged to the customer which equaled approximately 1% of the anticipated loan amount. This fee was actually collected at the time of loan closing. HAMC produced $798,149 in fees in 1994 and $784,700 in 1993.

     Servicing-release fees were those fees paid to HAMC by its investors in exchange for the release of the "loan servicing rights" on each loan. These fees differed with each loan program and loan size. HAMC sometimes used part of this income stream to offset discount quotes from its investors in order to be competitive with street rate quotes. HAMC's servicing fees were $885,237 in 1994 and $1,074,500 for 1993.

     Discount income  consisted of  upfront fees (points) charged by the  lender, which were designed to increase the overall yield
to the  lender.   Discount income  generated in  1994 amounted to
$515,252 and $675,300 in 1993.

     HAMC also  generated miscellaneous  income in  1994, in  the form of underwriting fees, which amounted to $92,798. Miscellaneous income In 1993, in the form of underwriting and processing fees, amounted to $53,800 and $10,000 respectively.


Item 2.        Properties

     During 1992, Registrant leased the main office building at 1511 Christy Lane, Jefferson City, Missouri, from its then parent International Mercantile Corporation ("IMC"), at an annual rate o $92,000. The lease expired on December 31, 1992. During 1992, Registrant subleased portions of the building for terms expiring December 31, 1992, to IMC. Universal Life Holding Corporation ("ULHC"). ULHC was an affiliate of Registrant. On December 31, 1992, Registrant purchased the building from IMC. The purchase was a non-cash transaction. Registrant received the building in exchange for assuming the mortgage and a note receivable from IMC. Said note was written off as uncollectable as of December 31, 1992.

               Mortgage Assumed         $953,100
               IMC Note                 (215,025)
               Forgiveness of Debt       215,025
               Building Cost            $953,100


     In August of 1993, Registrant ceased all of its administrative functions being carried on in said office building. The closure was essentially necessitated by entering into the comprehensive third party administrative agreement with Central Security Life Insurance Company, based in Richardson, Texas. (See "Reinsurance and Third Party Administrator Agreements", under Item 1 of this Report for a detailed discussion of this transaction.)

     On October 2, 1992, a lease was entered into with the Missouri Division of Employment Security ("Lessee") for 16,760 net rentable space at an annual rent of $125,700, payable monthly in payments of $10,475. The lease was still in effect on May 1996 when Registrant sold the building .

     In April, 1994, as additional 6,851 net rentable square feet was leased to the Missouri Department of Natural Resources at an annual rate of $51,382.50 payable monthly in payments of $4,281.88. This Registrant also was still in effect when the building was sold.

     On May 15, 1996 the building was sold for a gross amount of $1.2 million (less $30,000 commission). The mortgage on the property (approximately $828,000) was assumed by the buyer with the difference paid in cash to the Registrant which resulted in a $51,000 capital gain.

     During 1994 and 1993, registrant lease office space in Baton
Rouge, Louisiana, from CJB Property Management. Registrant paid a total of $4,292 and $23,646 in rental to said entity during 1994 and 1993.


Item 3.        Legal Proceedings

     Administrative  Actions   Taken  by   State  Departments  of
Insurance

     As a result of a triennial examination as of September 30, 1992, conducted by the Missouri Department of Insurance, Registrant was placed under Administrative Supervision. this was in accordance with section 375.1160 of the Missouri Insurance Laws governing situations where an insurance company's capital and surplus is considered hazardous to the public and to insureds.

     As a direct consequence, the Registrant's authority to do business in the state of Iowa was indefinitely suspended on May 11, 1993. The Registrant's authority to do business in the state of Illinois was also suspended on July 13, 1993. The Mississippi Department of Insurance suspended Registrant's authority in that state on August 23, 1993 and Kansas did likewise on September 1, 1993. The Department of Insurance from the state of Louisiana issued a Cease and Desist Order to the Registrant on January 25, 1994. these actions were still in effect as of December 31, 1996.

     When Registrant entered into a reinsurance Agreement, referred to in the subsection of item 1 of the report titled "Reinsurance and Third Party Agreements," an order was issued by the Insurance Director of the state of Missouri lifting the order of Administrative Supervision as of August 25, 1993. However, a voluntary agreement to refrain from the writing of new business was requested by the Missouri Department of Insurance and executed by the Registrant in May 1994. This voluntary agreement was reaffirmed in early 1996 and continues to be in effect.

     The  Missouri  Department  of  Insurance  completed  another examination of the Registrant as of November 30, 1995. Capital and surplus was determined to be $934,835 which was below the minimum requirement of $1,200,000. As a result, the Registrant was again placed under Administrative Supervision on January 25, 1886. The Registrant is now required to maintain $1,400,000 of capital and surplus.

     The Order of Administrative Supervision was lifted on May 23, 1996 concurrently with the approval of a From "A" change of control application submitted by Robert and William Bruce. The Form "A" approval and lifting of the supervision was granted after the Registrant met the revised capital and surplus requirement of $1,400,000. This was achieved as a result of the following transactions that occurred in 1996:


     -    Sale of building in Jefferson City, Missouri
     -    Capital contribution of $200,00 by the Bruces, and
     - Purchase of the future revenue stream of insurance commissions that could not be included among admissible assets by the Bruces for $250,000.


     SEC Investigation

     On May 14, 1993, registrant's former officers were advised by officials of the Enforcement Division of the United States Securities and Exchange Commission (the "Commission"), that an informal investigation of registrant, IMC and ULHC was being conducted by the Commission.

     On or about November 22, 1993, these former executive officers were advised by telephone that the Commission had ordered that a formal private investigation of Registrant, IMC and ULHC be conducted pursuant to Section 20(a) of the Securities Act of 1933 and Section 21(a) of the Securities Act of 1934.

     Registrant's officers, directors, auditors and attorneys complied with all requests made of the by representatives of the Commission in connection with the said investigations, including all request for the production of documents and information pertaining to Registrant and its affiliates.

     Additionally, certain former officers, directors, and others affiliated with Registrant gave testimony before the Staff of the Commission.

     Following extensive testimony, the Commission notified Registrant by letter dated October 11, 1994 that the staff of the Division of Enforcement intended to recommend filing a civil injunctive action in Federal District Court against Registrant and its affiliates, for violating Sections 10(b), 14(a), 139(a), 13(b)2(A) and (B) of the Securities and Exchange Act of 1934 and Rules 10b-5, 13a-1, 13a-13 and 12b-20 thereunder. the staff sold stated its intention to recommend that registrant and its affiliates, International Mercantile Corporation and Universal Life Holding Corporation, pay penalties arising from the failure of each company to file timely certain periodic reports as required by the federal securities laws.

     In October, 1995, the SEC investigation was completed with Registrant agreeing to injunctions against future violations. No fines were imposed.


     Bruce and Bruce v. The C. J. Brown Corporation, et al

     On March 2, 1995, Robert E. Bruce and William D. Bruce filed a Complaint in the United States District Court, Western District of Missouri, Western Division, seeking a declaratory judgment releasing them of any obligations which they may have had under a certain Agreement dated August 25, 1994, entered into by the C.
J. Brown Corporation, Life America Corporation ("LAC"), Ronald T. Benitez, 1122 Corporation and the plaintiffs. That Agreement, to which neither Registrant nor any of its affiliates was a party, et forth a series of transactions by which plaintiffs would have acquired a controlling interest of Registrant and its affiliates.

Under the Agreement, plaintiffs would have acquired control of Registrant by three steps:


     First, LAC would redeem from the Bruces all of their share of LAC in return for all of the shares of Bruce and Bruce Company owned by LAC; second, the plaintiffs would enter into a Stock Purchase Agreement with IMC under which Plaintiffs would acquire x shares of IMC's authorized but unissued stock for 4.1 million of new assets, which transaction would be subject to approval of the Missouri Department of Insurance; and third; at the completion of said transaction, IMC would redeem all of its stock owned by LAC in exchange for return to LAC of certain assets comprised primarily of debt and equity instruments of the C. J. Brown Corporation.

     The Missouri Department of Insurance subsequently denied the plaintiffs' request for a "Form A" approval when it became apparent that the stock purchase step could not be completed.

     Plaintiffs maintained that the Form A disapproval resulted in an extinction of their obligations.


     The Ventana Corporation, et al v. William D. Bruce, et al.

     In a petition for Breach of Contract, Damages and Specific Performance filed in the 19th Judicial Circuit for the Parish of East Baton Rouge, Louisiana, on March 10, 1995, the Ventana Corporation (formerly C. J. Brown Corporation) filed an action against William D. Bruce, Robert E. Bruce and IMC seeking damages for breach of the Stock Purchase Agreement (Bruce and Bruce v. The C. J. Brown Corporation, et al., above) and specific performance of the Stock Purchase Redemption Agreement. See the result detailed in Bruce and Bruce v. The C. J. Brown Corporation et al.

     The Bruce and Bruce v. the C. J. Brown Corporation et al action, as well as the Ventana Corporation et al. vs. William D. Bruce et al., and The Ventana Corporation, a/k/a the C. J. Brown Corporation were consolidated by the parties pursuant to a voluntary binding arbitration agreement.

     As a result of a hearing under the binding arbitration agreement, all debt and equity obligations of C. J. Brown and Life America Corporation were returned to the issuer, and all stock of IMC was transferred to the Registrant. All litigation was dismissed, with prejudice, with all parties bearing their own costs and fees. The parties were to complete this "unwind" by May 17, 1996. Registrant received $100,000 from the Frontier Oil and Gas limited partnership and Ventana received Registrant's limited partnership interest. A final order of completion was issued and filed by the arbitrator in August 1996.

     Jesse E. LeBlanc, II and Ocean Sailing Corporation versus Frontier Insurance Company, The C. J. Brown Corporation and Ronald T. Benitez, Civil District Court for the Parish of Orleans, State of Louisiana, No. 94-1168, Division "J". This action was brought seeking damages for the alleged wrongful taking of corporate stock of Travel America, Inc., which stock was pledged to secure a loan from Registrant which subsequently went into default. Pursuant to related proceedings initiated by the Registrant, the subject corporate stock was seized and sold pursuant to court order. This action effectively seeks to collaterally attach that prior judicial holding. An exception based upon the prior action was asserted in this proceeding, and was denied. Subsequently, prior to the filing of an answer, plaintiff sought to obtain a default judgment in this case. Prior to the default judgment becoming final, a timely motion for a new trial was filed, the effect of which was to preclude any enforcement of the default judgment. The trial court has declined to act on the motion for a new trial, as a result of which an application for supervisory writs was submitted to the Louisiana Fourth Court of Appeals. The writ application seeks an order rescinding the default judgment and ordering a new trial de novo, or alternatively, a remand to the trial court with instructions to act on the pending motion for a new trial. The Court of Appeals reversed the trial court's decision and ordered that Registrant be dismissed.



     In re:    The Ventana  Corporation a/k/a  The  C.  J.  Brown
Corporation.

     On March 17, 1995, IMC and Registrant's subsidiary Home America Corporation, filed an involuntary bankruptcy petition against the Ventana Corporation, formerly known as The C. J. Brown Corporation. Ronald Brignac, a former director of Registrant, was the third creditor.

     In the petition, IMC claimed that it was the holder of a promissory note in the principal amount of $1,100,000 and certain debentures in the aggregate of $750,000. IMC claimed that the note and debentures were in default by reason on non-payment of amounts due thereunder. Home America Corporation claimed it was the holder of a promissory note on the principal amount of $180,000 made payable by The C. J. Brown Corporation. They also claimed that the debtor was in default under the note's terms of payment. Brignac claimed that he was the holder of a promissory note in the principal sum of approximately $50,000 and that payments thereunder were also in default. For the result, see Bruce and Bruce Company v. The C. J. Brown Corporation, et al.


Item 4.        Submission  of  Matters  to  a  Vote  of  Security
               Holders

     There was no Annual Meeting of Shareholders during 1995. On November 7, 1996 pursuant to due notice, the shareholders held an annual meeting with 94% of all outstanding shares present in person. A restatement of Articles of Incorporation was officially ratified. The major changes were the adoption of Washington Security Life Insurance Company as the corporate name and an increase to 5,000,000 in the number of authorized shares.


Item 5.        Market for  Company's  Common  Stock  and  Related
               Stockholder Matters

     Incorporated by reference.  See Cross Reference Sheet.


Item 6.   Selected Financial Data

     Incorporated by reference.  See Cross Reference Sheet.


Item 7.   Management's  Discussion   and  Analysis  of  Financial
          Conditions and Results of Operations

     Incorporated by reference.  See Cross Reference Sheet.


Item 8.        Financial Statements and Supplementary Data

     Incorporated by reference.  See Cross Reference Sheet.


Item 9.        Changes in Accountants

     On September 20, 1993, registrant engaged the specialized services of Weinberg & Company, P.A., of Boca Raton, Florida, to perform an audit of Registrant's financial statements for the years ended December 31, 1992 and December 31, 1993. The audits covering the years December 31, 1992 and December 31, 1993, were issued in July, 1994. Weinberg & Company, P.A. (now known ad Weinberg, Pershes & Company, P.A.) also conducted the annual audit for the year December 31, 1995 and again in 1996-97 for the year December 31, 1996.



                            Part III


Item 10.  Directors and Executive Officers of Company

                         Principal
                         Occupation
                         or
                         Employment               Director
                         for Past Five            Of Company
                         Years and                Company          Shares
     Name           Age  Directorships            Since            Owned

Robert E. Bruce*    75   Secretary-Treasurer      8/94            519,017
                         and Director; also
                         President and Chief
                         Actuary, Bruce and
                         Bruce Company
                         Consulting Actuaries,
                         1981 to present;
                         Secretary-Treasurer,
                         Employees Life
                         Company (Mutual),
                         1973 to present.

William D. Bruce*  68   President and Director;   8/94           519,016
                        Secretary-Treasurer
                        Bruce and Bruce
                        Company Consulting
                        Actuaries, 1981 to
                        present; President,
                        Employees Life
                        Company (Mutual),
                        1973 to present.

Edmund J. Kulpins* 60   Executive Vice President, 8/94             None
                        Employees Life Company
                        (Mutual), 1997 to present

Paul S. Johnson    77   Attorney, Johnson &       12/94            None
                        Martin, Director,
                        Employees Life Company
                        (Mutual), 1993 to present

Beth A. Pestka     40   Assistant Secretary and    7/96            None
                        Director, also Chief
                        Bookkeeper, Bruce and
                        Bruce Company Consulting
                        Actuaries

Edward F. Cowman   54   Actuary, Bruce and Bruce  11/96            None
                        Company Consulting Actuaries
                        Actuarial Consultant, President
                        and Actuary, Bankers Mutual

William F. Higley  69   Plan Designer, Bruce and  11/96            None
                        Bruce Company Consulting Actuaries

Jerry L. Alexander 50   Assistant Actuary, Bruce  11/96            None
                        and Bruce Company
                        Consulting Actuaries

Shantilal A. Vora  68   Actuary, Bruce and Bruce  11/96            None
                        Company consulting Actuaries


Item 11.  Executive Compensation

     The following table sets forth the cash compensation, including bonuses and deferred compensation, paid during 1996 to all executive officers as a group for services rendered in all capacities to the Company. No individual executive officer received more than $60,000 in compensation. All salaries terminated in July 1996 with the resignation of Michael Sause as President and Randall as treasurer.


                     CASH COMPENSATION TABLE

     Name of
     Individual or
     Group                    Capacities               Compensation

Executive Officers as a Group (2)                           $90,000

     Directors received $375 for attending Board Meetings through
August 1994.   No  fees have  been paid  to the new Directors for
attending Board Meetings since August 1994.


Item 12.  Security Ownership  of Certain  Beneficial  Owners  and
          Management

     The following table sets forth, as of December 31, 1996 the only persons known to Registrant to be beneficial owners of more than five percent (5%) of the outstanding number of shares of Registrant.

                                             Amount &
     Title                                   Nature of   Percent
     of               Name and Address of    Beneficial  of
     Class            Beneficial Owner       Ownership   Class

     Common           Robert E. Bruce        1,038,033   93.95

     Common           William D. Bruce       1,038,033   93.95


Item 13.  Certain Relationships and Related Transactions

     Incorporated by reference.  See Cross Reference Sheet.



                             PART IV


Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

          (a) The following financial statements of Registrant, together with the report of Independent Public Accountants are hereby incorporated herein.

               1.   Financial Statements

               Balance Sheets as of December 31, 1996 and 1995

               Statements of Operations for the years ended
               December 31, 1996, 1995 and 1994

               Statements of Stockholders' Equity for years ended
               December 31, 1996, 1995 and 1994

               Statements of Cash Flow for years ended
               December 31, 1996, 1995 and 1994

               Notes to Financial Statements


               2.   Financial Statements Schedules

               None

          (b)  reports on Forms 8-K

          (c)  Exhibits

               3(a) Articles of Incorporation of Company

               3(b) Articles of Amendment of Company

               3(c) Bylaws of Company

   10(h)     Reinsurance Agreement between Frontier Insurance Company and
   Central Security  Life  Insurance Company dated August 3, 1993*

   10(i)     Contract for Home Office Administrative and Data Processing
   Services between Frontier Insurance Company and Central Security Life Insurance Company dated September 23, 1993 **

*    This item  was filed on Form 8-K dated August 18, 1993
(File No. 0-2650)  and is incorporated herein by reference.

**   This item  was filed  on Form  8-K dated  September 23, 1993
(File No.  0-2650) and is incorporated herein by reference.


                           SIGNATURES


     Pursuant to  the requirements  of the  Security and Exchange
Act of  1934, the  registrant had  duly caused  this report to be
signed  on   its  behalf   by  the   undersigned  thereunto  duly
authorized.


               WASHINGTON SECURITY LIFE INSURANCE COMPANY


DATE: March 27, 1997                  BY: W. D. Bruce
                                      William D. Bruce, President
                                      and Director

DATE: March 27, 1997                  BY: R. E. Bruce
                                      Robert E. Bruce, Secretary
                                      and Director



Edward F. Cowman                     Paul S. Johnson
Edward F. Cowman, Director           Paul   S.   Johnson, Director



Edmund J. Kulpins                    Beth A. Pestka
Edmund J. Kulpins, Director          Beth   A.    Pestka, Director



William F. Higley                    S. A. Vora
William F. Higley, Director          Shantilal  A.  Vora, Director



Jerry L. Alexander
Jerry L. Alexander, Director











                          WASHINGTON SECURITY
                         LIFE INSURANCE COMPANY
                   F/K/A FRONTIER INSURANCE COMPANY

                                REPORT

                        AS OF DECEMBER 31, 1996



WASHINGTON SECURITY LIFE INSURANCE COMPANY
F/K/A FRONTIER INSURANCE COMPANY

                  CONTENTS



                  INDEPENDENT AUDITORS' REPORT

                  BALANCE SHEETS AS OF DECEMBER 31, 1996 AND 1995

                  STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                  DECEMBER 31, 1996, 1995 AND 1994

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED DECEMBER 31, 1996, 1995
                  AND 1994

                  STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                  DECEMBER 31, 1996, 1995 AND 1994

                  NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER
                  31, 1996 AND 1995






















                     INDEPENDENT AUDITORS' REPORT



To the Board of Directors of:
Washington Security Life Insurance Company
F/K/A Frontier Insurance Company

We have audited the accompanying balance sheets of Washington Security Life Insurance Company F/K/A Frontier Insurance Company as of December 31, 1996 and 1995 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Washington Security Life Insurance Company F/K/A Frontier Insurance Company as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sold all of its insurance operations and is currently in a dormant state with regard to its insurance activities which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                  WEINBERG, PERSHES & COMPANY, P.A.



Boca Raton, Florida
February 28, 1997

WASHINGTON SECURITY LIFE INSURANCE COMPANY
F/K/A FRONTIER INSURANCE COMPANY
BALANCE SHEETS
AS OF DECEMBER 31, 1996 AND 1995

                                  ASSETS
                                                        1996         1995
CURRENT ASSETS
 Cash                                             $    21,893  $    75,547
 Investments                                        1,209,045      600,008
 Accrued investment income                              9,454        6,371
 Accounts and notes receivable - related
  Net of allowance for doubtful accounts of
  $131,996 and $3,240,100, respectively                  -         327,811
 Mortgage loans on real estate                            123        2,376
 Other receivables                                     98,529      179,774

     Total Current Assets                           1,339,044    1,191,887

PROPERTY AND EQUIPMENT - NET                             -         772,743

LAND HELD FOR INVESTMENT                              302,313         -

TOTAL ASSETS                                      $ 1,641,357  $ 1,964,630


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Mortgage and note payable - current portion          50,830       37,079
  Other liabilities                                    65,152      220,523

      Total Current Liabilities                       115,982      257,602

Mortgage and note payable -
 Net of current portion                                26,483      805,937

     Total Liabilities                                142,465    1,063,539

SURPLUS NOTES                                         200,000         -

STOCKHOLDERS' EQUITY
 Common stock, $1 par value, 5,000,000
  and 3,000,000 shares authorized,
  respectively, 1,104,882 shares issued
  and outstanding                                   1,104,882    1,104,882
 Capital in excess of par                           2,313,414    2,313,414
 Deficit                                           (2,119,404)  (2,517,205)

     Total Stockholders' Equity                     1,298,892      901,091

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 1,641,357  $ 1,964,630

Read accompanying notes to financial statements.



WASHINGTON SECURITY LIFE INSURANCE COMPANY
F/K/A FRONTIER INSURANCE COMPANY
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                  1996        1995           1994

REVENUES
Premiums                    $      -     $      -     $  1,003,998
Investment Income                29,289       99,815       689,881
Other revenues                  126,667      224,010       719,947
   Total Revenues               155,956      323,825     2,413,826

BENEFITS, CLAIMS AND
 EXPENSES
Benefits and claims                -            -          759,683
Underwriting, acquisition,
  insurance and administrative
  expenses                      327,746      574,464     2,222,238
Loss on disposal of
  equipment                        -            -           67,905
Total Benefits, Claims and
  Expenses                      327,746      574,464     3,049,826
Income (Loss) before
  loss from subsidiary         (171,790)    (250,639)     (636,000)
Loss from subsidiary               -        (215,774)     (375,951)
Income (Loss) before
 income taxes                  (171,790)    (466,413)   (1,011,951)
Income tax provision
  (benefit)                        -            -         (324,173)
Loss before realized
  gains and losses,
  net of related income
  taxes                     $  (171,790)    (466,413)     (687,778)
Realized gains and losses,
 net of related income
 taxes                          569,591     (510,892)     (401,022)

NET INCOME (LOSS)           $   397,801  $  (977,305) $ (1,088,800)

Income (Loss) per share

Income (Loss) before realized
 gains and losses                  (.16)        (.42)         (.62)

Realized gains and losses           .52         (.46)         (.36)

Net Income (Loss)                   .36         (.88)         (.98)

Weighted average number of
  shares of common stock      1,104,882    1,104,882     1,104,882


          Read accompanying notes to financial statements.



WASHINGTON SECURITY LIFE INSURANCE COMPANY
F/K/A FRONTIER INSURANCE COMPANY
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                    1996         1995         1994

CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income (loss)            $   397,801 $   (977,305)$(1,088,800)
 Adjustments to reconcile
  net income (loss) to net
  cash provided by (used in)
  operating activities:
   Loss from subsidiary              -         215,774     375,951
   Depreciation                    15,005       39,031     102,693
   Amortization of acquisition
    costs and cost of insurance
    purchased                        -            -        262,018
   Loss on investments             27,811      510,892     401,022
   Allowance for doubtful
    accounts                         -            -        661,543
   Loss (Gain) on disposal of
    building and equipment       (435,433)        -         67,905
   Other Loss (Gains)            (161,969)        -           -
 Changes in:
   Accrued investment income       (3,086)      (5,294)    228,427
   Accounts and notes receivable  409,056       29,546  (1,183,700)
   Current income taxes              -         445,138    (168,830)
   Other assets                 1,102,329      341,300      73,317
   Policy liabilities and
    accruals                         -            -    (11,948,127)
   Other liabilities             (155,371)    (529,640)    553,892
   Mortgage loans held for
    investor funding                2,253        3,988     131,940
  Net Cash Provided by
   (Used in) Operating
    Activities                   1,198,396       73,430 (11,530,749)


Read accompanying notes to financial statements.



WASHINGTON SECURITY LIFE INSURANCE COMPANY
F/K/A FRONTIER INSURANCE COMPANY
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                      1996        1995         1994

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Proceeds from sale and
  maturity of investments             -           -      10,550,906
 Purchase of investments          (609,035)       -            -
 Purchase of property and
  equipment                           -       (108,024)     (34,001)
 Sale of licenses                     -           -         976,000
 Advances to affiliate and
  related parties                     -         29,546       41,561
 Capital Contributions by
  shareholders                     200,000        -            -
 Purchase of preferred stock
  in subsidiary                       -           -        (275,000)

     Net Cash (Used in)
      Provided by investing
      activities                  (409,035)    (78,478)  11,259,466

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Repayments on mortgages and
  notes                           (843,015)    (31,488)     (45,908)

     Net Cash (Used In)
      Financing Activities        (843,015)    (31,488)     (45,908)

(Decrease) Increase in
 cash                              (53,654)    (36,536)    (317,191)

CASH - BEGINNING OF YEAR            75,547     112,083      429,274

CASH - END OF YEAR              $   21,893 $    75,547  $   112,083


SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
                                   1996        1995        1994
Cash paid during the years for:
 Interest                       $   42,896 $    63,095  $   432,593


Read accompanying notes to consolidated financial statements



WASHINGTON SECURITY LIFE INSURANCE COMPANY
F/K/A FRONTIER INSURANCE COMPANY
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:


During 1994, the Company purchased fixed assets of $32,935 on an installment loan.

In 1995, the Company sold Home America Mortgage Company for a note receivable in the amount of $600,000 which had been reduced to $226,000, the net value of the underlying asset offered as collateral. In 1996, the note was cancelled in exchange for the asset.

During 1995, the Company transferred mortgage loans on real estate totalling approximately $274,000 to its attorneys, in payment for services rendered.

During 1995, in conjunction with the sale of Home America Mortgage Company, the Company transferred a mortgage of approximately $316,000 to its former parent in exchange for current and future commissions on certain insurance contracts.


Read accompanying notes to consolidated financial statements



WASHINGTON SECURITY LIFE INSURANCE COMPANY
F/K/A FRONTIER INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 1996 AND 1995


NOTE  1 - GOING CONCERN

          The Company's financial statements are presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note 2, the Company has sold all of its insurance operations and is currently in a dormant state with regard to its insurance activities. The Company's plans for raising additional sources of cash primarily rely on selling investment property and capital infusions by investors or major stockholders. No assurances can be made that the Company can obtain additional sources of cash or commence future insurance operations. At December 31, 1996, capital and surplus under generally accepted accounting principles and statutory principles aggregated $1,498,892 and $1,365,647, respectively.

          The Company's continued existence is dependent upon its ability to raise capital and commence insurance operations as set forth above. The Company must obtain and maintain a capital and surplus under the statutory basis of accounting in the amount of $1,400,000 in order to continue as a life insurance company.

          The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          A.  Organization

          Washington Security Life Insurance Company ("Washington" or "the Company") F/K/A Frontier Insurance Company ("Frontier") is a corporation organized in Missouri on May 28, 1963. The Company, formerly known as Frontier Insurance Company, changed its name on November 7, 1996. The Missouri Department of Insurance approved the name change on January 8, 1997.

          The Company is a stock life insurance company that marketed life insurance and annuity products. The Company operated Home America Mortgage Company ("HAMC"), a mortgage origination business. The Company sold HAMC during 1995 (See Note 3).
          The Company also operated International Financial Services



NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

          Life Insurance Corporation ("IFSLIC"), which marketed annuity insurance products. The Company sold IFSLIC in October 1994. At the date of this report, the Company has sold all of its insurance operations and is currently in a dormant state with regard to its insurance activities.

          Prior to 1996, the Company was involved in a holding company structure. The Company's parent, International Mercantile Corporation ("IMC") owned a 62% direct interest in the Company prior to 1996. IMC was owned 61% by Life America ("Life America"). Life America was 80% owned by the Ventana Corporation A/K/A the C.J. Brown Corporation ("Ventana"). A lawsuit was settled in 1996 between the Company, IMC and Ventana in which the Company received 1,758,000 shares of IMC common stock and title to property in Baton Rouge, LA for cancellation of debt paper of Ventana and HAMC. See Note 13 in regard to binding arbitration.

          As of December 31, 1996, the Company is no longer involved in a holding company structure, nor does the Company have any subsidiaries.

          B.  Investments

          Generally, investments are carried at cost. Investments with impairment in value, which is other than temporary, are written down to estimated realizable values. The write downs are included in realized investment gains (losses) in the statements of operations. The cost of securities sold is based on the specific identification method.

          C.  Income Taxes

          Deferred income taxes are provided for timing differences between financial statement income and income reported for tax purposes.

          D.  Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


          E.  Property and Equipment

          Property and equipment are recorded at cost. Depreciation is provided on the accelerated and straight line methods based on the estimated useful lives of the respective assets. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.

          The Company sold its remaining property and equipment during 1996.

          F.  Income (Loss) Per Share

          Income (Loss) per share on common stock is based on the weighted average number of shares outstanding.

          G.  Fair Values of Financial Instruments

          The Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments where it is practicable to estimate that value.

          The carrying amounts of the Company's financial instruments, including cash, investments, receivables, accounts payable and accrued liabilities, approximates fair value due to the relatively short period to maturity for these instruments.
          The carrying value of the Company's note payable approximates fair value based on the current rates offered to the Company for debt of the same remaining maturities.

          H.  Statement of Cash Flows

          For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

NOTE  3 - SALE OF SUBSIDIARY AND OTHER ASSETS

          Effective November 17, 1995, the Company, two of its directors, IMC (former parent of the Company), and an unrelated corporation consummated the following transactions:


          A The Company sold 100% of the stock of its mortgage subsidiary, Home America Mortgage Company (HAMC) to IMC for $600,000, payable over 270 months with interest at 7%. Collateral for this note included a pledge of 100% of the stock in HAMC, assignment of a note in first mortgage in the principal amount of $200,000 held by HAMC on real property owned by a related party to the transaction, a mortgage on property held for development owned by HAMC, and a pledge of certain cooperative promissory notes in the principal amount of $300,000.

          B As part of the agreement, the Company and IMC agreed to cancel and transfer to one another all inter-company obligations, an assignment to the Company of accrued rights to commissions on certain insurance contracts, and certain obligations due from a related party and entitles controlled by that related party which had been reserved as uncollectible in the financial statements of the various companies in prior years.

          C Also as part of the agreement, two directors of the Company purchased 780,010 shares of stock in the Company that had been pledged as collateral by IMC on a $1,200,000 note with a current balance of approximately $380,000 in exchange for the directors' payment of the remaining note liability through a company related to the directors. Prior to the transaction, these shares had represented 71% of the outstanding shares of the Company.


          The State of Missouri had valued the $600,000 note at $226,000 for statutory purposes as of November 30, 1995. During 1996, the note was in default and as part of binding arbitration proceedings (See Note 13), the Company received in full satisfaction of the $600,000 note title to real property held by HAMC. The Company had established an allowance for uncollectability of $374,000 on the note.

          The Company settled a disagreement with the purchaser of IFSLIC by returning $90,000 in 1996. The amount is included in realized gains and losses.


NOTE  4 - COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY

          Washington Security Life Insurance Company F/K/A Frontier Insurance Company is a Missouri domiciled stock life insurance company, and as such is limited in distributions of dividends to its stockholders to amounts in excess of minimum statutory capital requirements, as determined under statutory accounting principles. Under the State of Missouri Insurance Code, the Company must maintain minimum capital and surplus on a statutory basis of $1,400,000 (See NOTES 1 and 12B).

          The following table summarizes pertinent statutory information about the Company for the years ended December 31, 1996, 1995 and 1994, respectively, as reported in the Company's annual statements, as filed.

                                    1996          1995          1994

          Total Assets       $  1,519,041  $  1,575,095  $  3,012,026
          Total Liabilities        32,618       300,013     1,050,433
          Total Surplus         1,486,423     1,275,082     1,961,593
          Net (loss) income      (894,115)   (2,040,257)     (740,956)
          Reserves for future
           policy benefits           -             -             -
          Life insurance
           in force          $       -     $       -     $       -


          On November 7, 1996, the Company increased the authorized number of common shares from 3,000,000 to 5,000,000.


NOTE  5 - INVESTMENT OPERATIONS

          Realized gains (losses) and change in unrealized appreciation (depreciation) investments, including investment in parent, are shown below:



                                       FIXED               NET GAINS
                                    MATURITIES     OTHER    (LOSSES)

          1996
           Realized                 $     -     $  569,591 $  569,591
           Unrealized                     -           -          -
           Combined                 $     -     $  569,591 $  569,591

          1995
           Realized                 $     -     $(510,892) $ (510,892)
           Unrealized                     -          -          -
           Combined                 $     -     $(510,892) $ (510,892)


          1994
           Realized                 $ (339,835) $ (61,187) $ (401,022)
           Unrealized                     -          -           -
           Combined                 $ (339,835) $ (61,187) $ (401,022)

          Major categories of investment income are summarized as follows:

                                        1996       1995       1994

             Fixed maturities       $     2,568 $   35,845 $  498,007
             Preferred stocks              -        14,833       -
             Mortgage loans                 109      4,635     63,019
             Short-term investments      26,612      5,557      4,915
             Long-term and other           -        38,945    149,391
                                         29,289     99,815    715,332
              Investment (expense)      (  -   )   (  -   )   (25,451)

          Net Investment Income     $    29,289 $   99,815 $  689,881

          Amortized cost, market value, and unrealized gains and losses for major investment categories are summarized as follows:

                                          DECEMBER 31, 1996
                            AMORTIZED     MARKET   UNREALIZED UNREALIZED
                              COST        VALUE       GAINS     LOSSES

Mortgage loans on
 real estate               $       123 $       123 $     -    $     -
Investments                  1,209,045   1,225,171     16,126       -
                           $ 1,209,168 $ 1,225,294 $   16,126 $     -


                                          DECEMBER 31, 1995
                            AMORTIZED     MARKET   UNREALIZED UNREALIZED
                              COST        VALUE       GAINS     LOSSES
Mortgage loans on
 real estate               $     2,376 $     2,376 $     -    $     -
Short-term investments         600,008     600,008       -          -
                           $   602,384 $   602,384 $     -    $     -




          Maturities of investment securities at December 31, 1995 are as follows:
                                             AMORTIZED     MARKET
                                                COST        VALUE

               One year or less             $ 1,209,045  $  1,225,171
               Other mortgages                      123           123

                                            $ 1,209,168  $  1,225,294


          Proceeds from sales of debt securities, including GNMA mortgage loan pools, were -0-, -0- and $11,154,562 for 1996, 1995 and 1994, respectively. Resultant gross gains of -0-, - 0- and $6,453 and gross losses of -0-, -0- and $407,945 were realized for 1996, 1995 and 1994, respectively.


NOTE  6 - PROPERTY AND EQUIPMENT

          Property and equipment consist of the following:

                                                    1996       1995
               Building                          $     -    $  899,356

               Less: Accumulated depreciation          -       126,613

               PROPERTY AND EQUIPMENT - NET      $     -    $  772,743

          Depreciation expense for the years ended December 31, 1996, 1995 and 1994 was $15,005, $39,031 and $102,693, respectively.

          In 1996, the Company sold a building for approximately
          $1,230,000, received net proceeds of approximately $368,000 (See Note 7), and realized a profit of $435,433 which is included in realized gains and losses.


NOTE  7 - MORTGAGE AND NOTE PAYABLE

          The following is a summary of mortgage and notes payable at December 31, 1996 and 1995:


                                                    1995       1994
          Note payable - bank, secured by land,
           payable in monthly installments of
           $4,583 including interest at 1% over
           the bank's prime rate (10.75% at
           December 31, 1996), balloon
           payment due May 1998.                 $   77,313 $     -

          Mortgage payable - bank, secured by
           real estate, payable in monthly
           installments of $8,598 including
           interest at 8% due May 2009.  The
           building was sold during 1996
           (See Note 6).                               -      843,016

          TOTAL MORTGAGE AND NOTE PAYABLE        $   77,313 $ 843,016

          The aggregate amount of note payable maturing in each of the two years subsequent to December 31, 1996 is as follows:

                                1997               $   50,830
                                1998                   26,483

                                TOTAL              $   77,313



NOTE  8 - EMPLOYEE STOCK OWNERSHIP PLAN

          The Company has an Employee Stock Ownership Plan to invest in the common stock of IMC for the benefit of substantially all employees. Annual expense is determined by the Board of Directors and totalled $ -0-, -0- and $79,174 for the years ended December 31, 1996, 1995 and 1994, respectively.


NOTE  9 - DEFINED CONTRIBUTION EMPLOYEE PLAN

          The Company has a defined contribution employee plan (401(K)
          Plan). Qualified employees may elect to contribute to the plan up to a maximum of 20% of the employee's annual salary. The Company will match 50% of the contribution of each individual, not to exceed 3% of the employee's gross annual income. The Company's expense under this plan was -0-, $1,558 and $1,856 for the years ended December 31, 1996, 1995 and 1994, respectively.



NOTE 10 - RELATED PARTY TRANSACTIONS

          On February 25, 1992, the Company loaned $75,000 to a company controlled by a consultant to the Company. The note was secured by an interest in an oil well and various equipment. The note called for monthly payments of $1,500 per month for the first three months and beginning August 1, 1992, the monthly payment increased to $3,000 until the note was paid in full. The note bore interest at 12.5%. The Company received virtually no payments on the note and in 1993 foreclosed on the collateral. The equipment was sold to a former board member for approximately $35,000 in cash and a note for $38,809. No payments were received on the note and the balance was written off in 1995.

          The Company loaned $199,000 to a company whose President was a consultant to the Company. The note was secured by an interest in an oil well. The note called for monthly payments of $3,000 beginning May 10, 1992 with interest at 12.5%. The outstanding principal and unpaid interest was due on March 20, 1993. The Company received no interest on this note and in 1993 foreclosed on the collateral. In December 1993, the interest in the oil well was received in foreclosure and was contributed as part of the capital contribution to a limited partnership (See Note 11).

          On May 26, 1992, the Company entered into a joint venture agreement with a company controlled by a former consultant to the Company. The Company contributed a total of $571,950 to the joint venture. The agreement called for the Company to receive 70% of the net cash flow until the entire contribution and interest has been paid in full at which time the Company would receive 30% interest in the net cash flow. On December 10, 1993, the Company contributed their interest valued at $521,340 in the joint venture to the limited partnership, described above (See Note 11).

          In 1996, the Company received a payment of $75,000 as full settlement of amounts due from the limited partnership (See
          NOTE 11).

          In November 1995, the Company sold HAMC for a note in the amount of $600,000 to its former parent (IMC). The Company and IMC agreed to modify the transaction in 1996 (See NOTE 3).

          On October 16, 1992, the Company loaned a corporation $210,000 which was secured by a first mortgage on property and a pledge by the corporation of its security interest in another corporation. The mortgage called for monthly installments of $2,027, including interest at 10%, beginning November 16, 1993 with a balloon payment due on October 16, 1997 in the amount of $189,031. The principal of the corporation was a former board member. As of December 31, 1994, the mortgage note was delinquent and in 1995, the Company foreclosed on the property and transferred the property to the Company's attorneys in payment of legal fees.

          In October 1992, the Company loaned an individual $325,000 for the purchase of residential real estate. The loan was secured by a first mortgage on the real estate. The note called for monthly payments of $2,377 including interest at 8% with a balloon payment in the amount of $310,404 due on November 1, 1997. As part of the sale of HAMC, in 1995, the Company transferred the mortgage to IMC.

          IMC had a term loan from a bank which was secured by common stock of the Company, the assignment of the life insurance policies on two former officers, and the personal guarantees of the former officers. The loan was payable in monthly installments of $5,000 per month and was due in 1996. The loan was purchased by a company controlled by two current board members, and in 1995 the loan was forgiven in exchange for the Company's common stock held by IMC (See NOTE 3).

          The principal shareholders contributed under surplus contribution notes $200,000 to the Company during 1996. The surplus notes bear interest at 7% per annum and are payable from surplus funds in excess of surplus and capital statutory requirements.

          See NOTES 11, 12 and 13 for additional related party transactions.

NOTE 11 - LIMITED PARTNERSHIP AGREEMENT - RELATED PARTY

          In December 1993, the Company entered into a partnership agreement with a subsidiary of Ventana. The Company was named the sole limited partner and the Ventana subsidiary became the general partner. The Company contributed to the partnership its various interests in exploration, drilling, and production relating to oil, gas, and other mineral deposits. The Company had acquired its interests in the partnerships either by virtue of direct investment or as a result of foreclosure proceedings relating to loans made to joint ventures




WASHINGTON SECURITY LIFE INSURANCE COMPANY
F/K/A FRONTIER INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 1996 AND 1995


NOTE 11 - LIMITED PARTNERSHIP AGREEMENT - RELATED PARTY (CONTINUED)

          collateralized by the underlying mining interests. In addition, the Company contributed its preferred stock positions in Atlantic Financial Corp. and Sterling Exploration Corp. totaling $350,000. The total to be repaid was approximately $686,000 as of December 31, 1995 plus interest. The Company had received independent engineering and mining evaluations of the mining properties indicating insufficient cash flow from operations to liquidate the investments. Therefore, an allowance for uncollectibility in the amount of $578,000 was recorded as of December 31, 1995.

          In 1996, the Company received a payment as settlement of amounts due from the limited partnership resulting in a loss of $27,811, which is included in realized gains and losses.


NOTE 12 - COMMITMENTS AND CONTINGENCIES

          A.  Litigation

          On March 17, 1995, the HAMC was party to a petition filed in the United States Bankruptcy Court in Louisiana requesting that Ventana be placed in involuntary bankruptcy. The Company's involvement related to a note held by HAMC in the principal sum of $180,000. The principal balance and all accrued interest was past due and the petition alleged that Ventana was in default. The litigation was settled during 1996 (See Note 13).

          In 1994, an action was brought by the brother of a former consultant in connection with the seizure and subsequent sale of corporate stock that had been pledged to secure a loan from the Company which subsequently went into default. The action resulted in a default judgement against the Company in 1995. The lawsuit was dismissed in 1996 and had no material effect on the Company.

          The Company is a defendant from time to time in claims and lawsuits arising out of the normal course of its business, none of which are expected to have a material adverse effect on its business.




WASHINGTON SECURITY LIFE INSURANCE COMPANY
F/K/A FRONTIER INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 1996 AND 1995


NOTE 12 - COMMITMENTS AND CONTINGENCIES  (CONTINUED)


          B.  Orders of Suspension

          The Commissioners and Directors of the Insurance Departments of several states has suspended the Company's authority to transact new business in their states until the Company demonstrates that it is not in violation of their various state's regulations, especially with regard to current capital and surplus requirements. These suspensions, issued at various dates from May 13, 1993 forward, are still in effect as of the date of this report.

          On January 25, 1996, the Company was placed under administrative supervision by the Department of Insurance of the State of Missouri. On May 23, 1996, the administrative supervision was ended.

          C.  Securities and Exchange Commission

          On November 22, 1993, the Company was informed that a formal investigation of the conduct of their businesses had been initiated by the Enforcement Branch of the Securities and Exchange Commission ("SEC" or "Commission").

          The Company voluntarily supplied the Commission with all documents as requested. The Company's Board of Directors authorized and instructed management to comply with the requests of the Commission, which the Company had done.

          On October 11, 1994, the Commission notified the Company that it intended to recommend the filing of a civil injunctive action against the Company for violating various sections of the Securities laws. The Company responded to the Commission on November 30, 1994 agreeing to consent to an injunction against future violations of Federal Securities Regulations and agreed to pay a $60,000 fine, which was paid in 1995.


NOTE 13 - BINDING ARBITRATION

          Prior years' litigation under Bruce and Bruce Company versus The C.J. Brown Corporation, et al, The Ventana Corporation et al versus William D. Bruce et al and the Petition to place




WASHINGTON SECURITY LIFE INSURANCE COMPANY
F/K/A FRONTIER INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 1996 AND 1995

NOTE 13 - BINDING ARBITRATION  (CONTINUED)

          C.J. Brown Corporation (a/k/a The Ventana Corporation) in bankruptcy were consolidated into a single hearing under binding arbitration.

          On April 18, 1996, the parties agreed that all suits would be terminated. The Bruces received a return of their shares in Bruce and Bruce Company. Various intercompany debt was cancelled and the Company received 1,758,000 shares of IMC common stock and all rights to commissions payable to IMC on assumption reinsurance. The Company also received title to property in Baton Rouge, Louisiana. This property was transferred at a value of $226,000 for cancellation of the $600,000 IMC note (See Note 3). The Company also received $75,000 for its limited partnership interest. Court orders were entered on June 4, June 24 and August 2, 1996 dismissing, with prejudice, the three respective pieces of litigation.

          The Company subsequently sold the rights to the assumption reinsurances commissions for a one time payment of $250,000, which is included in realized gains and losses.


NOTE 14 - STATE EXAMINATION

During 1995, the Insurance Department of the State of Missouri completed an examination of the Company for the period ended November 30, 1995. As a result of this examination, various assets carried on the Company balance sheet were adjusted as "non-admitted" for regulatory purposes yielding a charge against surplus in the amount of approximately $1,194,000 at November 30, 1995. The Company is required to maintain capital and surplus of $1,400,000 under the State of Missouri Insurance Code. As of December 31, 1996, the Company had total surplus of $1,365,647 and therefore was not in comliance with statutory requirement (See Note 4).

WASHINGTON SECURITY LIFE INSURANCE COMPANY
F/K/A FRONTIER INSURANCE COMPANY
STATEMENT OF STOCKHOLDERS' EQUITY FOR YEARS ENDING
DECEMBER 31, 1996 1995 and 1994

                    COMMON STOCK         CAPITAL IN    RETAINED   TOTAL
                   NUMBER OF  $1.00      EXCESS OF     EARNINGS   STOCKHOLDER
                   SHARES     PAR VALUE  PAR           (DEFICIT)  EQUITY

BALANCE
DECEMBER 31, 1993 1,104,882  $1,104,882  $2,313,414   $(451,100)   $2,967,196
AS RESTATED

NET(LOSS)FOR THE YEAR ENDED DECEMBER 31, 1994
                      -           -           -      (1,088,800)   (1,088,800)

BALANCE
DECEMBER 31, 1994 1,104,882   1,104,882   2,313,414  (1,539,900)    1,878,396

NET (LOSS) FOR THE YEAR ENDED
DECEMBER 31, 1995    -           -           -         (977,305)    ( 977,305)

BALANCE
DECEMBER 31, 1995 1,104,882   1,104,882   2,313,414  (2,517,205)      901,091

NET INCOME FOR THE YEAR ENDED
DECEMBER 31, 1996    -          -           -           397,801       397,801

BALANCE
DECEMBER 31, 1996 1,104,882  1,104,882  $2,313,414   $2,119,404    $1,298,892




                       Read accompanying notes to financial statements.