Form 10-Q
period 1997-03-31
WASHINGTON SECURITY LIFE INSURANCE CO
filed 1997-05-19
CIK 39244

SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549
                          FORM 10-Q
         Quarterly Report Under Section 13 or
           15(d) of the Securities Exchange Act
           of 1934





For Quarter Ended      March 31, 1997
Commission
file number       0-2650


         Washington Security Life Insurance Company
              F/K/A Frontier Insurance Company
   (exact name of registrant as specified in its charter)


                               Missouri                       44-0666926_____
               (State or other jurisdiction of             (IRS Employer ID )
               incorporation or organization)



             916 Sherwood Drive  Lake Bluff, IL                   60044
          (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code          (847) 615-9255


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


     YES  X                   NO


      The Company had 1,104,882 shares of $1 par value stock outstanding at March 31, 1997.







               PART I - FINANCIAL INFORMATION
                Item 1.  Financial Statements


         WASHINGTON SECURITY LIFE INSURANCE COMPANY











              WASHINGTON SECURITY LIFE INSURANCE COMPANY BALANCE SHEETS
                                 ASSETS
                              (UNAUDITED)



                                       March 31,   December 31,
                                         1997           1996
INVESTMENTS

       Mortgage loans on real estate      $0           $123

          US Governement bonds       600,000        600,000

       Short-term investments        609,306        609,043
             Total investments   $1,209,306      $1,209,166

CASH                                 246,721         21,893

ACCRUED INCOME                        26,783         11,610

ACCOUNTS AND NOTES RECEIVABLE          3,000

PROPERTY AND EQUIPMENT - NET                        345,200

OTHER ASSETS                                         12,337

TOTAL ASSETS                      $1,485,810     $1,600,206




























                     WASHINGTON SECURITY LIFE INSURANCE COMPANY
                                BALANCE SHEETS
                       LIABILITIES AND STOCKHOLDERS' EQUITY
                                (UNAUDITED)





                                          March 31, 1997   December 31, 1996


LIABILTIES

       Mortgage and other notes payable            0            81,165
       Other liabilities                      20,782            32,618
                                             $20,782          $113,783


STOCKHOLDERS' EQUITY
      Common stock, $1 par value:
      authorized 3,000,000 shares,
      1,104,882 shares issued
      and outstanding                    $1,104,882        $1,104,882

      Additional paid-in capital          2,920,082         2,920,082
      Surplus Notes                         200,000           200,000
      (Deficit)                          (2,759,936)       (2,738,541)
      Capital and Surplus                $1,465,028        $1,486,423

      Total liabilities and equity       $1,485,810        $1,600,206








                  WASHINGTON SECURITY LIFE INSURANCE COMPANY
                                 STATEMENTS OF INCOME
                                 (UNAUDITED)







                                                Three Months Ended
                                                       March 31,
                                               1997            1996

REVENUES
           Net investment income         $    45,518       $  39,879

Other revenues                                     0               0

                                         $    45,518       $  39,879

BENEFITS,CLAIMS AND EXPENSES
  Benefits and claims                                      $ (23,528)


 Underwriting, aquisitions, insurance
 and administrative expenses                  58,012          60,964

                                        $     58,012       $  37,436

GAIN (LOSS) BEFORE FEDERAL INCOME TAXES $    (12,494)      $   2,443

PROVISION FOR INCOME TAXES (REFUND)                0               0
NET GAIN (LOSS)                         $     (12,494)     $   2,443

PAID IN SURPLUS (SURPLUS NOTES)                            $ 200,000



NET GAIN (LOSS) PER SHARE                     (0.01)           0.02

WEIGHTED AVERAGE NUMBER OF
SHARES OF COMMON STOCK                  $1,104,882         $1,104,882





                            WASHINGTON SECURITY LIFE INSURANCE COMPANY
                            STATEMENTS OF CASH FLOWS
                            (UNAUDITED)


                                                    Three
                                                    Months Ended
                                                    March
                                                     31,
                                              1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES

       Net investment income and other      $30,345        $52,916
       Benefits and claims                                 (23,528)

       Underwriting, insurance and
       administrative expenses              (50,045)       (44,090)

       Net cash provided by (used in)
       operating activities                $(19,700)      $(14,702)

CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds from the sale and maturity
       of investments                      $259,024       $    546
       Purchase of investments                                   0
       Purchase of property and
       equipment                            (14,213)        (2,973)
       Other                                    (20)           (12)
       Additional surplus contributions                    100,000

       Net cash provided by (used in)
       investment activities              $244,791        $ 82,859

INCREASE (DECREASE) IN CASH               $225,091        $ 82,859

CASH, BEGINNING OF PERIOD                 $630,936        $675,556

CASH, END OF PERIOD                       $856,027        $758,415




                   FINANCIAL STATEMENTS
                       MARCH 31, 1997

               PART I - FINANCIAL INFORMATION

Item 2. Management Discussion and Analysis of
Financial Condition and Results of Operations
                       March 31, 1997




Liquidity and Capital

      The current liquidity of Registrant remains dependent on its investment income. This has been improved through the disposition of non-revenue producing assets and the liquidation of its investments in
real estate.   Cash flow from new investments in US Government Guaranteed
Securities enhances operations.
      Registrant received an increase in capital and surplus by the sale of surplus notes ($200,000) and the sale of a non-admissible asset ($250,000) during 1996. Registrant is still intent on seeking other sources for increasing capital and surplus.

Operations

      Registrant remains in a dormant state with regards to its insurance operations. It incurred a statutory net loss of $12,494 for the three months ended March 31, 1997, compared to a net gain of $2,443 for the same period in 1996.

      The increase in "Cash" and the increase in "Accrued Income" as of March 31, 1997 are the direct result of the sale of the real estate acquired in 1996 in exchange for debt paper of Registrant's former parent, International Mercantile Corporation.

      The changes in "Accounts and Notes Receivable" and "Property and Equipment" are attributable to the sale of
(A) the property received in exchange for the collateral loan and
(B) the building which had served as Registrant's Home Office.

      The decrease in "Other Assets" is the result of the sale of the partnership oil venture for cash.

     Since the Registrant currently has no policyholders and since the Registrant is no longer a part of a holding company system, these unaudited financial numbers are compared on a statutory basis which now corresponds with GAAP.









                PART II - OTHER INFORMATION




Item 1.        LEGAL PROCEEDINGS




      Administrative Actions Taken by State Department of Insurance




      Since 1994, Registrant has agreed to refrain from soliciting new business in its state of domicile, Missouri, and all states where it is otherwise licensed to operate. This will continue indefinitely and until sufficient new capital/surplus funds have been acquired to re-qualify the company to operate in Missouri and other states.




     SEC Investigation
      On May 14, 1993, Registrant's executive officers were advised by officials of the Enforcement Division of the United States Securities and Exchange Commission (the "Commission"), that an informal investigation of Registrant, International Mercantile Corporation (IMC) and Universal Life Holding Corporation (ULHC) was being conducted by the Commission.
      Following extensive investigation and testimony, the Commission notified the Registrant by letter dated October 11, 1995 that the staff of the Division of Enforcement intended to recommend filing a civil injunctive action in Federal District Court against Registrant and its affiliates, IMC and ULHC, for violating Sections 10(b), 14(a), 13(a), 13(b)(2)(A) and (B) of the Securities Exchange Act of 1934 and Rules 10b-5, 13a-1, 13a-13 and 12b-20 thereunder.

      The matter was resolved by the Registrant's written acceptance of certain prohibitions and injunctions against further violations. No penalites were assessed.



Bruce and Bruce v. The CJ Brown Corporation, et al


      On March 2, 1995, Robert E. Bruce and William D. Bruce filed a Complaint in the United States District Court, Western District of Missouri, Western Division, seeking a declaratory judgment releasing them of any liabilities which they might have under a certain Agreement dated
August 25, 1994, entered into by the CJ Brown Corporation, Life America Corporation (LAC), Ronald T. Benitez, 1122 Corporation and the plaintiffs. That Agreement, to which neither Registrant nor any of its affiliates was a party, set forth a series of transactions by which plaintiffs were to acquire a controlling interest of Registrant and its affiliates.
The Missouri Department of Insurance had denied the plaintiffs' request for a "Form A" approval of the change of control of Registrant through an acquisition by plaintiffs of controlling interest in IMC. Plaintiffs maintained that the Missouri Department of Insurance's disapproval for their Form A Application resulted in an extinction of their obligations under the agreement of August 25, 1994.

      The parties agreed to binding arbitration under the auspices of the United States District Court, Western District of Missouri, Western Division. As a result the case was dismissed in August 1996.



     The Ventana Corporation, et al. v. William D. Bruce et al


      In a petition for Breach of Contract, Damages and Specific Performance filed in the 19th Judicial Circuit for the Parish of East Baton Rouge, Louisiana, on March 10, 1995 the Ventana Corporation (formerly CJ Brown Corporation) filed an action against William D. Bruce, Robert E. Bruce and IMC seeking damages for a breach of the agreement of August 25, 1994.

      The parties agreed to binding arbitration under the auspices of the United States District Court, Western District of Missouri, Western Division. As a result the case was dismissed in August 1996.

In re:  The Ventana Corporation a/k/a The CJ Brown Corporation

     On March 17, 1995, IMC and Home America Company, a then subsidiary of Registrant, filed an involuntarybankruptcy petition against the Ventana Corporation, formerly known as The CJ Brown Corporation. Ronald Brignac, a former director of Registrant, was the third creditor.

     This litigation also was included in the Bruce vs. Brown and Ventana vs. Bruce cases for binding arbitration. As a result the case was dismissed in August 1996.



Jesse E. LeBlanc, II and Ocean Sailing Corporation versus Frontier Insurance Company, The CJ Brown Corporation and Ronald T. Benitez

Civil District Court for the Parish of Orleans, State of Louisiana,
No. 94-1168, Division "J". This action was brought seeking damages for the alleged wrongful taking of corporate stock of Travel America, Inc., which stock was pledged to secure a loan from the Company which subsequently went into default. Pursuant to related proceedings initiated by the Registrant, the subject corporate stock was seized and sold pursuant to court order.
This action effectively sought to collaterally attach that prior judicial holding. An exception based upon the prior action was asserted in this proceeding, and was denied. Subsequently, prior to the filing of an answer, plaintiff sought to obtain a default judgment in this case. Prior to the default judgment becoming final, a timely motion for new trial was filed, the effect of which was to preclude any enforcement of the default judgment. The trial court declined to act on the motion for a new trial, as a result of which application for supervisory writs was submitted to the Louisiana
Fourth Circuit Court of Appeals.

      The Court of Appeals reversed the trial court's decision and ordered that the Registrant be dismissed.


As of March 31, 1997, Registrant had no litigation in process and is not aware of any actions threatened.




                PART II - OTHER INFORMATION




Items.       Other Information


        On November 17, 1995, Registrant's parent, International Mercantile Corporation (IMC) conveyed all of its shares of Registrant to Robert E. Bruce and William D. Bruce in exchange for cancellation of: an IMC promissory note held by the Bruces; and a consulting agreement with the Bruces. A concurrent agreement was entered into by IMC and Registrant whereby IMC acquired Registrant's subsidiary, Home America Corporation, plus a mortgage loan in return for a $600,000 loan collateralized by the Home America stock and other assignments.

      On December 20, 1995, the Bruces made a new Form A Application to the Missouri Department of Insurance for control of Registrant. This application was approved on May 23, 1996, following a $200,000 cash purchase of surplus notes and a $250,000 cash purchase of a non- admissible asset of Registrant by the Bruces that collectively served to make Registrant's capital and surplus exceed $1,400,000.

      The collateralized loan agreement between IMC and Registrant was
amended in April 1996.   The amendment terminated the loan in exchange for
title to certain property of Home America known as Staring Lane. Staring Lane was sold for cash in March 1997.



Item 6.        Exhibits and Reports on Form 8-K
     Nothing additional to report.


                        SIGNATURES






     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



               WASHINGTON SECURITY LIFE INSURANCE COMPANY

DATE: May 13, 1997                           W. D. Bruce, President




DATE: May 13, 1997                            R. E. Bruce, Secretary